Form 10-K
period 2024-12-31
Evergy Missouri West Storm Funding I, LLC; Evergy Missouri West, Inc.
filed 2025-03-27
CIK 1955844, 1955722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Central Index Key Number of issuing entity: 0001955844

Exact name of registrant as specified in its charter,
Commission	state of incorporation, address of principal	I.R.S. Employer
File Number	executive offices and telephone number	Identification Number

333-268913-01	EVERGY MISSOURI WEST STORM FUNDING I, LLC	92-1105743
(a Delaware limited liability company)
818 S. Kansas Avenue
Topeka, Kansas 66612
(785) 575-6300

333-268913	EVERGY MISSOURI WEST, INC.	44-0541877
(a Delaware corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200
Central Index Key Number of depositor:
0001955722
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Evergy Missouri West Storm Funding I, LLC	Yes	☐	No	☒

Evergy Missouri West, Inc.	Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Evergy Missouri West Storm Funding I, LLC	Yes	☐	No	☒

Evergy Missouri West, Inc.	Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Evergy Missouri West Storm Funding I, LLC	Yes	☒	No	☐

Evergy Missouri West, Inc.	Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-K (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Evergy Missouri West Storm Funding I, LLC	Yes	☒	No	☐

Evergy Missouri West, Inc.	Yes	☒	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Evergy Missouri West Storm Funding I, LLC	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐

Evergy Missouri West, Inc.	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Evergy Missouri West Storm Funding I, LLC	☐

Evergy Missouri West, Inc.	☐
Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Evergy Missouri West Storm Funding I, LLC	☐

Evergy Missouri West, Inc.	☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Evergy Missouri West Storm Funding I, LLC	☐

Evergy Missouri West, Inc.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Evergy Missouri West Storm Funding I, LLC	☐

Evergy Missouri West, Inc.	☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Evergy Missouri West Storm Funding I, LLC	Yes	☐	No	☒

Evergy Missouri West, Inc.	Yes	☐	No	☒
The registrants do not have any voting or non-voting common equity held by non-affiliates.
Documents incorporated by reference: None.

Auditor Firm ID:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Kansas City, Missouri

PART I

ITEM 1. BUSINESS
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 1A. RISK FACTORS
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 2. PROPERTIES
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following are the managers and executive officers of Evergy Missouri West Storm Funding I, LLC as of December 31, 2024.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
Geoffrey T. Ley (a)	50	Manager and President	2024
Brett Lovell (b)	61	Manager, Treasurer and Secretary	2024
Michelle A. Dreyer (c)	52	Independent Manager	2024
(a)Geoffrey T. Ley was appointed Vice President, Corporate Planning and Treasurer of Evergy, Inc. and Evergy Missouri West, Inc. in December 2022. Since joining Evergy, Inc. in June 2021, Mr. Ley served as Vice President, Financial Planning and Analysis. Mr. Ley previously served as Vice President and Chief Financial Officer at Hunt Refining Company from 2019-2021. Prior to joining Hunt Refining, Mr. Ley was Vice President and Treasurer for Hunt Utility Services LLC (2014-2019), the management company for InfraREIT, Inc. Before joining Hunt Utility Services, Mr. Ley held various treasury and corporate planning roles in 2007-2014 with Energy Future Holdings Corp. and its predecessor, TXU Corp.
(b)Brett Lovell was appointed Manager, Corporate Treasury for Evergy, Inc. and Evergy Missouri West, Inc. effective August 2023. Prior to that, Mr. Lovell had served as Lead Finance and Treasury Analyst for Evergy, Inc. since January 2021. Prior to January 2021, Brett spent eight years, from 2013-2021, in various corporate treasury and finance roles with Aerojet Rocketdyne, Inc., a publicly traded, aerospace and defense company headquartered in California.
(c)Ms. Dreyer is managing director of CSC’s Global Restructuring business for which she oversees services in connection with capital markets transactions. Ms. Dreyer serves as an independent director for bankruptcy remote entities and, in this capacity, has participated in many complex distress matters, including General Growth Properties and Sears Holding Corporation. In addition, Ms. Dreyer serves as an independent director for a variety of other special purpose vehicles, including wholly owned subsidiaries of publicly traded companies.
Evergy Missouri West Storm Funding I, LLC is a wholly-owned, bankruptcy remote subsidiary of Evergy Missouri West, Inc., which in turn is a wholly-owned subsidiary of Evergy, Inc.
Code of Ethics
The Evergy, Inc. Board of Directors has adopted a code of ethics to set the tone for the expectation that all directors, officers and employees of Evergy, Inc. and its affiliates, including Evergy Missouri West Storm Funding I, LLC, act in an ethical and lawful manner. The Code of Ethics is available on Evergy, Inc.’s investor relations website at investors.evergy.com.
ITEM 11. EXECUTIVE COMPENSATION
Other than the annual independent manager fee of $3,650 paid to Corporation Service Company, Evergy Missouri West Storm Funding I, LLC does not pay any compensation to its managers or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
None.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Manager Michelle A. Dreyer is an independent manager and an employee of Corporation Service Company.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Omitted pursuant to General Instruction J of Form 10-K.
Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2)    Financial Statements and Financial Statement Schedules are omitted pursuant to General
    Instruction J of Form 10-K as listed under Item 8 of this report.
(a)(3) and (b)    See Exhibit Index included as the last part of this report, which is incorporated herein by reference.
(c)    Not applicable.
ITEM 16. FORM 10-K SUMMARY
None.
ITEM 1112(b). SIGNIFICANT OBLIGORS OF POOL ASSETS
None.
ITEM 1114(b)(2). CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS
None.
ITEM 1115(b). CERTAIN DERIVATIVE INSTRUMENTS
None.
ITEM 1117. LEGAL PROCEEDINGS
In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, “BNY Mellon”) are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.

ITEM 1119. AFFILIATIONS AND CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
Evergy Missouri West Storm Funding I, LLC is a wholly-owned subsidiary of Evergy Missouri West, Inc., which is the depositor, sponsor and servicer.
ITEM 1122. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA
See Exhibits 33.1, 33.2, 34.1 and 34.2 of this Form 10-K.
The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”) has completed a report on an assessment of compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB (Exhibit 33.2 of this Form 10-K). In addition, the Indenture Trustee has provided an attestation report by an independent registered public accounting firm (Exhibit 34.2 of this Form 10-K). These reports have identified and disclosed material instances of noncompliance that occurred with respect to the servicing criterion set forth in Item 1122(d)(3)(ii) as follows: amounts due to investors were not remitted in accordance with timeframes set forth in the transaction agreements. According to Schedule B of Exhibit 33.2 of this Form 10-K, the Indenture Trustee has enhanced controls aimed at preventing missed payments.
The Indenture Trustee has represented to Evergy Missouri West Storm Funding I, LLC that the material instances of noncompliance did not apply to the servicing functions performed for Evergy Missouri West Storm Funding I, LLC.
ITEM 1123. SERVICER COMPLIANCE STATEMENT
See Exhibit 35.1 of this Form 10-K.
EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	*
Certificate of Formation of Evergy Missouri West Storm Funding I, LLC (filed with the Registration Statement on Form SF-1 of Evergy Missouri West, Inc. and Evergy Missouri West Storm Funding I, LLC (File Nos. 333-268913 and 333-268913-01) filed on December 20, 2022

3.2	*
Amended and Restated Limited Liability Company Agreement of Evergy Missouri West Storm Funding I, LLC (Exhibit 3.2 to the Form 8-K of Evergy Missouri West, Inc. and Evergy Missouri West Storm Funding I, LLC filed on February 16, 2024)

4.1	*
Indenture between Evergy Missouri West Storm Funding I, LLC and The Bank of New York Mellon Trust Company, N.A., dated as of February 23, 2024 (Exhibit 4.1 to the Form 8-K of Evergy Missouri West, Inc. and Evergy Missouri West Storm Funding I, LLC filed on February 23, 2024)

4.2	*
Series Supplement between Evergy Missouri West Storm Funding I, LLC and The Bank of New York Mellon Trust Company, N.A. (including forms of the Bonds), dated as of February 23, 2024 (Exhibit 4.2 to the Form 8-K of Evergy Missouri West, Inc. and Evergy Missouri West Storm Funding I, LLC filed on February 23, 2024)

10.1	*
Securitized Utility Tariff Property Servicing Agreement between Evergy Missouri West Storm Funding I, LLC and Evergy Missouri West, Inc., as Servicer, dated as of February 23, 2024 (Exhibit 10.1 to the Form 8-K of Evergy Missouri West, Inc. and Evergy Missouri West Storm Funding I, LLC filed on February 23, 2024)

10.2	*
Securitized Utility Tariff Property Purchase and Sale Agreement between Evergy Missouri West Storm Funding I, LLC and Evergy Missouri West, Inc., as Seller, dated as of February 23, 2024 (Exhibit 10.2 to the Form 8-K of Evergy Missouri West, Inc. and Evergy Missouri West Storm Funding I, LLC filed on February 23, 2024)

10.3	*
Administration Agreement between Evergy Missouri West Storm Funding I, LLC and Evergy Missouri West, Inc., as Administrator, dated as of February 23, 2024 (Exhibit 10.3 to the Form 8-K of Evergy Missouri West, Inc. and Evergy Missouri West Storm Funding I, LLC filed on February 23, 2024)

10.4	*
Intercreditor Agreement among Evergy Missouri West, Inc., Evergy Missouri West Storm Funding I, LLC, The Bank of New York Mellon Trust Company, N.A., Evergy Missouri West Receivables Company and The Toronto-Dominion Bank, dated as of February 23, 2024 (Exhibit 10.4 to the Form 8-K of Evergy Missouri West, Inc. and Evergy Missouri West Storm Funding I, LLC filed on February 23, 2024)

31.1		Rule 13a-14(d)/15d-14(d) Certification

33.1		Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for Evergy Missouri West, Inc., Servicer

33.2		Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Issuers for The Bank of New York Mellon, Indenture Trustee

34.1		Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of Deloitte & Touche LLP on behalf of Evergy Missouri West Storm Funding I, LLC, Servicer

34.2		Attestation Report on Assessment of Compliance With Servicing Criteria For Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon, Trustee

35.1		Servicer Compliance Statement

99.1	*	Financing Order (Exhibit 99.1 to the Form SF-1 of Evergy Missouri West, Inc. and Evergy Missouri West Storm Funding I, LLC filed on December 20, 2022)

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
* Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof. The SEC filings and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2025	EVERGY MISSOURI WEST STORM FUNDING I, LLC
(Issuing Entity)

By: EVERGY MISSOURI WEST, INC, as Servicer
By: /s/ Geoffrey T. Ley
Geoffrey T. Ley
Vice President, Corporate Planning and Treasurer