Form 10-K
period 2025-12-31
Evergy Missouri West Storm Funding I, LLC; Evergy Missouri West, Inc.
filed 2026-03-23
CIK 1955844, 1955722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following are the managers and executive officers of Evergy Missouri West Storm Funding I, LLC as of December 31, 2025.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
Geoffrey T. Ley (a)	51	Manager and President	2024
Brett Lovell (b)	62	Manager, Treasurer and Secretary	2024
Michelle A. Dreyer (c)	53	Independent Manager	2024
(a)Geoffrey T. Ley was appointed Senior Vice President, Corporate Planning and Treasurer of Evergy, Inc. and Evergy Missouri West, Inc. in October 2025. Mr. Ley previously served as Vice President, Corporate Planning and Treasurer of Evergy, Inc. and Evergy Missouri West, Inc. (2022-2025). Since joining Evergy, Inc. in June 2021, Mr. Ley served as Vice President, Financial Planning and Analysis. Mr. Ley previously served as Vice President and Chief Financial Officer at Hunt Refining Company from 2019-2021. Prior to joining Hunt Refining, Mr. Ley was Vice President and Treasurer for Hunt Utility Services LLC (2014-2019), the management company for InfraREIT, Inc. Before joining Hunt Utility Services, Mr. Ley held various treasury and corporate planning roles in 2007-2014 with Energy Future Holdings Corp. and its predecessor, TXU Corp.
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
(c)Ms. Dreyer is managing director of CSC’s Global Restructuring business for which she oversees services in connection with capital markets transactions. Ms. Dreyer serves as an independent director for bankruptcy remote entities and, in this capacity, has participated in many complex distress matters, including General Growth Properties and Sears Holding Corporation. In addition, Ms. Dreyer serves as an independent director for a variety of other special purpose vehicles, including wholly-owned subsidiaries of publicly traded companies.
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
ITEM 11. EXECUTIVE COMPENSATION
Other than the annual independent manager fee of $3,700 paid to Corporation Service Company, Evergy Missouri West Storm Funding I, LLC does not pay any compensation to its managers or executive officers.

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

Date: March 23, 2026	EVERGY MISSOURI WEST STORM FUNDING I, LLC
(Issuing Entity)

By: EVERGY MISSOURI WEST, INC, as Servicer
By: /s/ Geoffrey T. Ley
Geoffrey T. Ley
Senior Vice President, Corporate Planning and Treasurer